Form 10-K
period 2005-12-31
PPLUS TRUST SERIES PMC-1
filed 2006-03-30
CIK 1215332

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                           -------------------------

                                    FORM 10-K

                                  ANNUAL REPORT

                       Pursuant to Section 13 or 15(d) of
                       The Securities Exchange Act of 1934

                           -------------------------

     For the fiscal year ended:                      Commission file number:
       December 31, 2005                                     001-31591

                          MERRILL LYNCH DEPOSITOR, INC.
                     (ON BEHALF OF PPLUS TRUST SERIES PMC-1)
             (Exact name of registrant as specified in its charter)

                 DELAWARE                                 13-3891329
              (State or other                         (I. R. S. Employer
              jurisdiction of                         Identification No.)
              incorporation)




          WORLD FINANCIAL CENTER,                            10080
            NEW YORK, NEW YORK                            (Zip Code)
           (Address of principal
            executive offices)

                           -------------------------

       Registrant's telephone number, including area code: (212) 449-1000

Securities registered pursuant to Section 12(b) of the Act:

PPLUS Trust Certificates Series PMC-1, listed on The New York Stock Exchange.

Securities registered pursuant to Section 12(g) of the Act:

Not Applicable.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

                                 Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

                                 Yes [ ] No [X]

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]


Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

                                 Yes [ ] No [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                                 Yes [ ] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

Not Applicable.


Indicate the number of shares outstanding for each of the registrant's classes of common stock, as of the latest practicable date.

Not Applicable.

                       DOCUMENTS INCORPORATED BY REFERENCE

None.


         PART I

         ITEM 1.           BUSINESS

                           For information with respect to the underlying securities held by PPLUS Trust Series PMC-1, please refer to Altria Group Inc.'s (Commission file number 001-08940) periodic reports, including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and other information on file with the Securities and Exchange Commission (the "SEC"). You can read and copy these reports and other information at the public reference facilities maintained by the SEC at Room 1580, 100 F Street, NE, Washington, D.C. 20549. You may obtain copies of this material for a fee by writing to the SEC's Public Reference Section of the SEC at 100 F Street, NE, Washington, D.C. 20549. You may obtain information about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. You can also access some of this information electronically by means of the SEC's website on the Internet at http://www.sec.gov, which contains reports, proxy and information statements and other information that the underlying securities issuer has filed electronically with the SEC.

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

         ITEM 1A.          RISK FACTORS

                           Your investment in the trust certificates will involve certain risks. You should carefully consider the following discussion of risks, and the other information included or incorporated by reference in the applicable prospectus supplement and the accompanying prospectus. You should also carefully consider any risk factors and other information that the underlying securities issuer may file in its Exchange Act reports as referenced in Item 1 above.

                           IF ANY CALL WARRANTS ARE EXERCISED PRIOR TO THE STATED MATURITY DATE, YOU MAY NOT BE ABLE TO REINVEST YOUR CALL PROCEEDS AT A YIELD COMPARABLE TO THE YIELD YOU WOULD HAVE RECEIVED ON YOUR TRUST CERTIFICATES

                           The yield you will realize on your trust certificates depends upon several factors, including:

                           o    the purchase price of the trust certificates,

                           o    when you acquire your trust certificates, and

                           o whether the call warrant holders exercise their optional rights to purchase outstanding trust certificates.

                           Although the call warrant holders are not obligated to exercise the call warrants, the yield you will realize on your trust certificates depends on whether the call warrant holders exercise their call warrants to purchase the trust certificates.

                           Prevailing interest rates at the time of a call exercise may be lower than the yield on your trust certificates. Therefore, you may be unable to realize a comparable yield upon reinvesting the funds you receive from an exercise of any call warrants. In addition, if the prevailing market value of the trust certificates exceeds the call exercise price paid to you upon the exercise of a call, you will not be able to realize such excess.

                           YOU MAY NOT BE PAID IF THE ASSETS OF THE TRUST ARE INSUFFICIENT

                           Currently, the trust has no significant assets other than the underlying securities. If the underlying securities are insufficient to make payments or distributions on the trust certificates, no other assets will be available for payment of the deficiency.

                           As a holding company, the underlying securities issuer's principal source of funds is dividends from its subsidiaries. The underlying securities issuer is a legal entity separate and distinct from its subsidiaries. Accordingly, the right of the underlying securities issuer, and thus the right of the underlying securities issuer's creditors, including the trust, to participate in any distribution of the assets or earnings of any subsidiary is subject to the prior claims of creditors of such subsidiary, except to the extent that claims of the underlying securities issuer itself as a creditor may be recognized.

                           YOU MAY NOT RECOVER THE WHOLE OF THE PRESENT VALUE OF YOUR TRUST CERTIFICATES IF THE TRUST DISPOSES OF THE UNDERLYING SECURITIES ON A DEFAULT BY THE UNDERLYING SECURITIES ISSUER OR IN THE EVENT THE UNDERLYING SECURITIES ISSUER CEASES FILING EXCHANGE ACT REPORTS

                           If the underlying securities issuer defaults on its obligations under the underlying securities or the underlying securities issuer ceases to file Exchange Act reports, then the trust will either distribute the underlying securities to the trust certificateholders or dispose of them and distribute the proceeds to the trust certificateholders. Your recovery in either of those events may be limited by two factors:

                           o if a default occurs, the market value of the underlying securities may be adversely affected and the proceeds of their disposition may be lower than the aggregate stated amount, or present value (if applicable) of the trust certificates; and

                           o in either event, any distribution of funds or underlying securities by the trust to the trust certificateholders will be done in accordance with the allocation ratio as described in the applicable prospectus supplement relating to the trust certificates. The funds or aggregate principal amount of underlying securities you receive on that distribution may be less than the stated amount, or present value (if applicable) of your trust certificates.

                           THE TRUSTEE WILL NOT MANAGE THE UNDERLYING SECURITIES

                           Except as described below, the trust will not dispose of any underlying securities, even if an event occurs that adversely affects the value of the underlying securities or that adversely affects the underlying securities issuer. As provided in the applicable trust agreement, the trust will dispose of the underlying securities only if:

                           o there is a payment default on any underlying securities,

                           o    there is another type of default that
                                accelerates the maturity of its underlying securities, or

                           o the underlying securities issuer ceases to file Exchange Act reports.

                           Under the first circumstance listed above, the trustee must sell the underlying securities on behalf of the trust, even if adverse market conditions exist. The trustee has no discretion to do otherwise. If adverse market conditions do exist at the time of the trustee's sale of the underlying securities, you may incur greater losses than if the trust continued to hold the underlying securities.

                           THE UNDERLYING SECURITIES ISSUER IS THE SUBJECT OF VARIOUS TOBACCO RELATED LEGAL PROCEEDINGS AND THE ABILITY OF THE UNDERLYING SECURITIES ISSUER TO MEET ITS PAYMENT OBLIGATIONS ON THE UNDERLYING SECURITIES MAY BE MATERIALLY NEGATIVELY AFFECTED BY THE OUTCOME OF THOSE PROCEEDINGS

                           According to the underlying securities issuer's Exchange Act reports filed with the SEC, legal proceedings covering a wide range of matters are pending or threatened in various United States and foreign jurisdictions against the underlying securities issuer and its subsidiaries and affiliates, as well as their respective indemnitees. These reports indicate that various types of claims are raised in these proceedings, including product liability, consumer protection, antitrust, tax, patent infringement, employment matters, claims for contribution and claims of competitors and distributors.

                           It is possible that there could be adverse developments in these cases and that additional cases could be decided unfavorably. An unfavorable outcome or settlement of a pending smoking and health or healthcare cost recovery case could encourage the commencement of additional similar litigation. The Exchange Act reports further indicate that there have also been a number of adverse legislative, regulatory, political and other developments concerning cigarette smoking and the tobacco industry that have received widespread media attention. These developments may negatively affect the perception of potential triers of fact with respect to the tobacco industry, possibly to the detriment of certain pending litigation, and may prompt the commencement of additional similar litigation.

                           THE TRUST CERTIFICATES ARE SUBJECT TO
                           THE CREDITWORTHINESS OF THE UNDERLYING
                           SECURITIES ISSUER

                           The trust certificates represent interests in obligations of the underlying securities issuer. In particular, the trust certificates will be subject to all the risks associated with directly investing in both the underlying securities issuer's unsecured subordinated debt obligations. Neither the underlying indenture nor the underlying securities place a limitation on the amount of indebtedness that may be incurred by the underlying securities issuer.

                           THE PAYMENTS OWED TO THE TRUST CERTIFICATEHOLDERS ARE UNSECURED OBLIGATIONS

                           In a liquidation, holders of the underlying securities, including the trust, will be paid only after holders of secured obligations of the underlying securities issuer. According to the underlying securities prospectus, the underlying securities are unsecured and will rank pari passu with all other unsecured and unsubordinated indebtedness of the underlying securities issuer, subject to certain exceptions.

                           THE RATINGS OF THE TRUST CERTIFICATES MAY CHANGE

                           At the time of issuance, Moody's and/or S&P assigned ratings to the trust certificates equivalent to the ratings of the underlying securities as of the date of the applicable prospectus supplement.

                           Any rating issued with respect to the trust certificates is not a recommendation to purchase, sell or hold a security. Ratings do not comment on the market price of the trust certificates or their suitability for a particular investor. We cannot assure you that these ratings will remain for any given period of time or that a ratings agency would not revise or withdraw entirely the ratings if, in its judgment, circumstances (including, without limitation, the rating of the underlying securities) merit. A revision or withdrawal of a rating may adversely affect the market price of the trust certificates.

         ITEM 1B.          UNRESOLVED STAFF COMMENTS

                           Not Applicable.

         ITEM 2.           PROPERTIES

                           None.

         ITEM 3.           LEGAL PROCEEDINGS

                           None.

         ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                           None.

         PART II

         ITEM 5.           MARKET FOR REGISTRANT'S COMMON EQUITY,
                           RELATED STOCKHOLDER MATTERS AND ISSUER
                           PURCHASES OF EQUITY SECURITIES

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

         ITEM 14.          PRINCIPAL ACCOUNTING FEES AND SERVICES

                           Not Applicable.

         PART IV

         ITEM 15.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES

                           (a)(1) Financial Statements: Not Applicable.

                           (a)(2) Financial Statement Schedules: Not Applicable.

                           (a)(3) List of Exhibits

                           The following exhibits are filed as part of, and incorporated by reference into this Annual Report on Form 10-K:

                                31.1 Certification of President of Registrant dated March 27, 2006, pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2005.

                                99.1. Trustee's Annual Compliance Certificate
                                      dated February 21, 2006.

                                99.2. Report of Deloitte & Touche LLP,
                                      Independent Registered Public Accounting
                                      Firm, dated March 24, 2006, Registrant's
                                      Assertion on Compliance with PPLUS Minimum
                                      Servicing Standards dated March 24, 2006 and PPLUS Minimum Servicing Standards.

                                99.3. Report of Ernst & Young LLP, Independent
                                      Registered Public Accounting Firm, dated
                                      February 21, 2006, The Bank of New York's
                                      Assertion on Compliance with PPLUS Minimum
                                      Servicing Standards dated February 21,
                                      2006 and PPLUS Minimum Servicing
                                      Standards.

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

                                        MERRILL LYNCH DEPOSITOR, INC.

Date: March 27, 2006                    By: /s/ Stephan Kuppenheimer
                                           ---------------------------------
                                             Name:  Stephan Kuppenheimer
                                             Title: President